Form 10-K
period 2007-12-31
BBV Vietnam S.E.A. Acquisition Corp.
filed 2008-05-08
CIK 1415586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	SPECIAL ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to

Commission File Number: 000-53083

BBV VIETNAM S.E.A. ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

The Republic of the Marshall Islands	38-3763315
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

61 Hue Lane, Hai Ba Trung District, Hanoi, Vietnam

(Address of Principal Executive Offices)

+84 49764136

(Registrant's Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Units	N/A
Common Stock, Par Value $0.0001 per Share	N/A
Warrants	N/A

Securities Registered Pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the shares of common stock, par value $0.0001 per share, held by non-affiliates of the Registrant as of June 30, 2007 was approximately $0, as no shares of common stock had been issued as of such date.

As of May 7, 2008, the Registrant had 5,625,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BBV VIETNAM S.E.A. ACQUISITION CORP.

SPECIAL REPORT ON FORM 10-K

i

EXPLANATORY NOTE

This special financial report is being filed pursuant to Rule 15d-2 of the Securities Exchange Act of 1934, as amended, and contains only certified financial statements as required by Rule 15d-2. The Registrant's previously filed registration statement on Form S-1 (Registration No. 333-146829), as amended, was declared effective by the Securities and Exchange Commission on February 8, 2008 and did not contain financial statements for the Registrant's fiscal year ended December 31, 2007. In accordance with Rule 15d-2, this Special Financial Report is being filed under cover of Form 10-K and contains financial statements for the Registrant's fiscal year ended December 31, 2007.

1

BBV VIETNAM S.E.A. ACQUISITION CORP.
(A Corporation in the Development Stage)

FINANCIAL STATEMENTS
AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS
December 31, 2007

BBV VIETNAM S.E.A. ACQUISITION CORP.
(A Corporation in the Development Stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
BBV Vietnam S.E.A. Acquisition Corp.

We have audited the accompanying balance sheet of BBV Vietnam S.E.A. Acquisition Corp. (a development stage company) as of December 31, 2007, and the related statements of operations, shareholders’ equity, and cash flows for the period from August 8, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BBV Vietnam S.E.A. Acquisition Corp. as of December 31, 2007 and the results of its operations and its cash flows for the period from August 8, 2007 (inception) to December 31, 2007, in conformity with United States generally accepted accounting principles.

As described in Note 1 to the financial statements, the Company will only continue in existence for a specified period of time if a business combination is not consummated.

/s/ Amper, Politziner & Mattia, P.C.

May 8, 2008
Edison, NJ

BBV VIETNAM S.E.A. ACQUISITION CORP.
(A Development Stage Company)

BALANCE SHEET
December 31, 2007

ASSETS
Current assets:
Cash	$29,452
Deferred offering costs	160,028
Total assets	$189,480
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$7,875
Note payable to shareholder	175,100
Total liabilities	182,975
Commitments
Shareholders' equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued and outstanding	—
Common stock, $.0001 par value, authorized 50,000,000 shares, 1,293,750 shares issued and outstanding	$129
Additional paid-in capital	24,871
Deficit accumulated during the development stage	(18,495)
Total shareholders' equity	6,505
Total liabilities and shareholders' equity	$189,480

See accompanying notes to financial statements.

BBV VIETNAM S.E.A. ACQUISITION CORP.
(A Development Stage Company)

STATEMENT OF OPERATIONS

For the Period August 8, 2007 (Inception) to December 31, 2007
Expenses:
Formation and operating costs	$18,495
Net loss for the period before income taxes	(18,495)
State and federal income taxes	—
Net loss for the period	$(18,495)
Weighted average number of shares outstanding – basic and diluted	1,293,750
Net loss per share – basic and diluted	$(0.00)

See accompanying notes to financial statements.

BBV VIETNAM S.E.A. ACQUISITION CORP.
(A Development Stage Company)

STATEMENT OF SHAREHOLDERS’ EQUITY
For the Period from August 8, 2007 (Inception) to December 31, 2007

	Common Stock		Addition Paid-In Capital	Deficit Accumulated During the Development Stage	Shareholders’ Equity
	Shares	Amount
Common shares issued August 8, 2007	1,293,750	$129	$24,871	$—	$25,000
Net Loss	—	—	—	(18,495)	$(18,495)
Balance at December 31, 2007	1,293,750	$129	$24,871	$(18,495)	$6,505

See accompanying notes to financial statements.

BBV VIETNAM S.E.A. ACQUISITION CORP.
(A Development Stage Company)

STATEMENT OF CASH FLOWS

For the Period August 8, 2007 (Inception) to December 31, 2007
Cash flow from operating activities
Net loss	$(18,495)
Adjustment reconcile net loss to net cash used in operating activities
Increase in accrued expenses	7,875
Net cash used in operating activities	(10,620)
Cash flows from financing activities
Proceeds from note payable	200,100
Repayment of note payable	(25,000)
Proceeds from sale of shares of common stock	25,000
Payment of costs related to proposed offering	(160,028)
Net cash provided by financing activities	40,072
Net increase in cash	29,452
Cash at beginning of the period	—
Cash at the end of the period	$29,452

See accompanying notes to financial statements.

BBV VIETNAM S.E.A. ACQUISITION CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1. Organization and Business Operations

BBV Vietnam S.E.A. Acquisition Corp. (the “Company”) was incorporated in the Republic of the Marshall Islands on August 8, 2007 for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses (“Business Combination”). We intend to identify prospective acquisitions that are located in Asia. Our efforts to identify a prospective target business will not be limited to a particular industry or area in Asia, although we initially intend to focus our efforts on acquiring an operating business that has its primary operating facilities located in the Socialist Republic of Vietnam.

As of December 31, 2007, the Company had not yet commenced any operations. All activity through December 31, 2007 relates to the Company’s formation and the public offering described below. The Company has selected December 31 as its fiscal year-end.

The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through an initial public offering of up to 4,500,000 units (“Units”), which is discussed in Note 2 (“Offering”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, management has agreed that $8.00 per Unit sold in the Offering will be held in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) the liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, providers of financing, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements or that such agreements, if executed, will be valid and enforceable. Two of the Company’s affiliates have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company. There can be no assurance that such affiliates will be able to satisfy those obligations. The net proceeds not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,000,000 (net of income taxes payable thereon) of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional funds may be released to fund income tax obligations.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for shareholder approval. In the event that shareholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s shareholders prior to the Offering (“Founders”), have agreed to vote their 1,293,750 founder shares of common stock in accordance with the vote of the majority of the shares voted by all other shareholders of the Company (“Public Shareholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Shareholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days

BBV VIETNAM S.E.A. ACQUISITION CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1. Organization and Business Operations  – (continued)

prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Shareholders at the consummation of the Offering. Accordingly, Public Shareholders holding 1,349,999 shares sold in the Offering may seek conversion of their shares in the event of a Business Combination. Such Public Shareholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares of common stock held by the Founders prior to the consummation of the Offering. In the event that a majority of the outstanding shares of common stock voted by the Company’s public shareholders vote for the approval of the Business Combination, a majority of our outstanding shares of common stock approve an amendment to our amended and restated articles of incorporation allowing our perpetual existence and holders owning 30% or more of the outstanding common stock do not vote against both the Business Combination and the Extended Period (as defined below) and do not exercise their Conversion rights, on a cumulative basis, the Business Combination may then be consummated.

If the Company does not execute a letter of intent, agreement in principle or definitive agreement for a Business Combination prior to 18 months from the date of the closing of the Offering, the Company’s board will convene, adopt and recommend to its shareholders a plan of dissolution and distribution and file a proxy statement with the SEC seeking shareholder approval for such plan. If, however, a letter of intent, agreement in principle or definitive agreement for a Business Combination has been executed prior to 18 months from the date of the closing of the Offering, the Company will seek the consummation of that Business Combination. However, if the Company has entered into a letter of intent, agreement in principle or definitive agreement within 18 months following the closing of the Offering and management anticipates that the Company may not be able to consummate a Business Combination within the 24 months from the date of the closing of the Offering, the Company may seek to extend the time period within which it may complete its Business Combination to 36 months, by calling a special (or annual) meeting of shareholders for the purpose of soliciting their approval for such extension (the “Extended Period”). If the Company receives Public Shareholder approval for the Extended Period and holders of 30% or more of the shares held by Public Shareholders do not vote against the Extended Period and elect to convert their common stock in connection with the vote for the extended period, the Company will then have an additional 12 months in which to complete the initial Business Combination. If the Extended Period is approved, the Company will still be required to seek Public Shareholder approval before completing a Business Combination. In the event there is no Business Combination within the 24-month deadline (assuming the Extended Period is not approved) described above (the “Target Business Combination Period”), the Company will dissolve and distribute to its Public Shareholders, in proportion to their respective equity interests, the amount held in the Trust Account, and any remaining net assets, after the distribution of the Trust Account. The Company’s corporate existence will automatically cease at the end of the 36-month period if the Company has not received shareholder approval for an initial business combination. In the event of liquidation, the per share value of the residual assets remaining available for distribution (including Trust Account assets) may be less than the initial public offering price per share in the Offering.

A Public Shareholder’s election to convert common shares in connection with the vote on the Extended Period will only be honored if the Extended Period is approved. Public Shareholders who vote the shares that have been converted against the Extended Period and exercise their conversion rights will not be able to vote the shares that has been converted on the initial Business Combination. All other Public Shareholders will be able to vote on the initial Business Combination.

With respect to a Business Combination which is approved and consummated or a vote on the Extended Period which is approved, any Public Shareholders who voted against the Business Combination or Extended Period may contemporaneously with or prior to such vote exercise their Conversion right and their common shares would be cancelled and returned to the status of authorized but unissued shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination or vote on Extended Period, divided by the number of

BBV VIETNAM S.E.A. ACQUISITION CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1. Organization and Business Operations  – (continued)

shares of common stock held by Public Shareholders at the closing of the Offering. Accordingly, Public Shareholders holding less than 30% of the aggregate number of shares owned by all Public Shareholders may seek conversion of their shares in the event of a Business Combination or vote on Extended Period. Such Public Shareholders are entitled to receive their per share interest in the Trust Account computed without regard to the founding shares and the shares underlying the warrants (but not shares acquired in the Offering or in the secondary market) held by Existing Shareholders.

Concentration of Credit Risk — The Company maintains cash in a bank deposit account which, at times, may exceed federally insured (FDIC) limits. The Company has not experienced any losses on this account.

Deferred Income Taxes — Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recorded a deferred income tax asset for the tax effect of temporary differences, aggregating approximately $6,280. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2007.

The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

Loss Per Share — Loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements — Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

2. Public Offering

On February 13, 2008, the Company consummated its initial public offering of 5,175,000 units, which included 675,000 units sold pursuant to the underwriters’ exercise of their over-allotment option, at an offering price of $8.00 per unit. Each unit consists of one share of the Company’s common stock, $0.0001 par value, and one warrant. Each warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 per share commencing on later of: (i) the consummation of the Business Combination, or (ii) February 8, 2009. In no event will the holder of a warrant be entitled to receive a net cash settlement or other consideration in lieu of physical settlement in shares of the Company’s common stock.

The warrants expire on February 8, 2012, unless earlier redeemed. The warrants included in the units sold in the Offering are redeemable, at the Company’s option, in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice after the warrants become exercisable, only in the event that the last sale price of the common stock exceeds $10.00 per share for any 20 trading days within a 30-trading day period.

The warrants will be classified within stockholders’ equity since, under the terms of the warrants, the Company cannot be required to settle or redeem them for cash.

BBV VIETNAM S.E.A. ACQUISITION CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

2. Public Offering  – (continued)

In connection with the closing of the Offering, the Company paid the underwriters an underwriting discount of 7.0% of the gross proceeds of the Offering. However, the underwriters have agreed that 3.0% of the underwriting discounts will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination. The Company also issued a unit purchase option, for $100, to the underwriters, to purchase up to a total of 315,000 units at $10.00 per unit. The units issuable upon exercise of this option are otherwise identical to those offered in the Offering. This option is exercisable for cash, or on a cashless basis commencing six months from the date of the Offering, and expiring five years from the date of the Offering. Since the warrants underlying the option are the same as the units sold in the Offering and expire four years after the date of the Offering, if the option is exercised after such four-year period, the holders of the option will only receive the common stock component of the units. The Company intends to account for the fair value of the unit purchase option, inclusive of the receipt of the $100 cash payment, as a cost of the Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this unit purchase option is approximately $926,037 ($2.94 per unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters is estimated as of the date of grant using the following assumptions: (1) expected volatility of 43.19%, (2) risk-free interest rate of 4.25% and (3) expected life of 5 years. The units issuable upon exercise of this option are identical to those offered in the Offering.

3. Deferred Offering Costs

As of December 31, 2007, the Company has incurred deferred registration costs of $160,028 relating to expenses incurred in connection to the Offering, which was consummated on February 13, 2008. Deferred offering costs consist of legal, consulting and other fees incurred through the balance sheet date that are directly related to the Offering and that will be charged to shareholders’ equity upon the receipt of the capital raised.

In conjunction with the Offering, the common shares outstanding as of December 31, 2007 includes 168,750 shares of common stock that were subject to forfeiture by our existing shareholders to the extent the underwriters over-allotment option was not fully exercised. The underwriters over-allotment option was fully exercised.

4. Note Payable to Shareholder

The Company issued an unsecured promissory note in an aggregate principal amount of $200,100 to a shareholder of the Company on September 20, 2007. The loan was made to fund a portion of the organizational and offering expenses owed by the Company to third parties. The note is non-interest bearing and was payable on the earlier of September 20, 2008 or the consummation of the Offering. Through December 31, 2007, $25,000 of the loan has been repaid. Due to the short-term nature of the note, the fair value of the note approximates its carrying amount.

5. Commitments and Related Party Transactions

The Company presently occupies office space provided by an affiliate of one of the Founders. This affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate a total of $7,500 per month for such services commencing on the effective date of the Proposed Offering.

Pursuant to letter agreements which the Founders entered into with the Company (subsequent to December 31, 2007) and the underwriters, the Founders waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

BBV VIETNAM S.E.A. ACQUISITION CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

5. Commitments and Related Party Transactions  – (continued)

The underwriters, Robert H.J. Lee, Eric M. Zachs, Eliezer R. Katz, Philip Katz and Nhin Sang, have agreed to purchase a total of 1,873,684 warrants (“Founder Warrants”) at $0.95 per Founder Warrant (for an aggregate purchase price of $1,780,000) privately from the Company. This purchase took place prior to the effective date of the registration statement relating to the Offering. All of the proceeds received from this purchase were placed in the Trust Account. The Founder Warrants were identical to the warrants offered in this offering, except that (i) the Founder Warrants are not subject to redemption so long as they are held by the original purchasers or their permitted transferees, (ii) the Founder Warrants may be exercised on a cashless basis so long as they are held by the original purchasers or their permitted transferees while the warrants included in the units sold in the Offering cannot be exercised on a cashless basis, (iii) upon an exercise of the Founder Warrants, the holders of the Founder Warrants will receive unregistered shares of the Company’s common stock, and (iv) subject to certain limited exceptions, the Founder Warrants are not transferable until they are released from escrow, as described below, which would only be after the consummation of a Business Combination. The Founder Warrants will be differentiated from warrants sold as part of the Units in the Offering through legends contained on the certificates representing the Founder Warrants indicating the restrictions and rights specifically applicable to such Founder Warrants.

Exercising warrants on a “cashless basis” means that, in lieu of paying the aggregate exercise price for the shares of common stock being purchased upon exercise of the warrant in cash, the holder forfeits a number of shares issuable upon exercise of the warrant with a market value equal to such aggregate exercise price. Accordingly, the Company would not receive additional proceeds to the extent the Founder Warrants are exercised on a cashless basis. Warrants included in the Units sold in the Offering are not exercisable on a cashless basis and the exercise price with respect to these warrants will be paid directly to the Company. The Founder Warrants will be placed in an escrow account at Continental Stock Transfer & Trust Company, acting as escrow agent, and will not be released from escrow until 60 days after the consummation of our initial business combination.

Except for transfers to certain permitted transferees, the Founder Warrants will not be transferable (except in limited circumstances) or salable by the purchaser until their release from escrow, and will be non-redeemable so long as the purchaser or one of its permitted transferees holds such warrants. The holders of the Founder Warrants and the underlying shares of common stock will be entitled to registration rights under an agreement to enable their resale commencing on the date such warrants become exercisable. The Company has elected to make the Founder Warrants non-redeemable in order to provide the purchaser and its member transferees a potentially longer exercise period for those warrants because they will bear a higher risk while being required to hold such warrants until the consummation of a Business Combination. With those exceptions, the Founder Warrants have terms and provisions that are substantially identical to those of the warrants being sold as part of the Units in the Offering.

Prior to their release from escrow, the Founder Warrants may be transferred (i) to the Company’s directors, officers or employees or their affiliates, or (ii) to family members and trusts of permitted assignees for estate planning purposes or, upon the death of any such person, to an estate or beneficiaries of permitted assignees; in each case, such transferees will be subject to the same transfer restrictions as the original purchasers until after the Founder Warrants are released from escrow. If the purchaser or permitted transferees acquire warrants for their own account in the open market, any such warrants will be redeemable. If the Company’s other outstanding warrants are redeemed and the market price of a share of the Company’s common stock rises following such redemption, holders of the Founder Warrants could potentially realize a larger gain on exercise or sale of those warrants than is available to other warrant holders, although the Company does not know if the price of its common stock would increase following a warrant redemption.

BBV VIETNAM S.E.A. ACQUISITION CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

6. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common Stock on a Business Combination.

Common Stock

The initial authorized common stock of the Company included up to 20,000,000 shares. The holders of the common stock are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the board of directors. On February 8, 2008, the Company amended and restated its certificate of incorporation to, among other things, increase the number of authorized shares of the Company’s common stock to 50,000,000.

7. Subsequent Events

As indicated in Note 2, on February 13, 2008, the Company sold 5,175,000 units in the Offering at a price of $8.00 per unit. Each unit consists of one share of the Company’s common stock, $0.0001 par value, and one warrant to purchase one share of common stock.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. Consolidated Financial Statements of BBV Vietnam S.E.A. Acquisition Corp.

See index on Page F-2

All other schedules called for under Regulation S-X are not submitted because they are not applicable, not required, or because the required information is not material or is included in the financial statements or notes thereto.

3. List of Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer of BBV Vietnam S.E.A. Acquisition Corp. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certifications of Principal Executive Officer and Principal Financial Officer of BBV Vietnam S.E.A. Acquisition Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBV VIETNAM S.E.A. ACQUISITION CORP.

May 8, 2008	By: /s/ Eric E. Zachs Eric M. Zachs, President (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date
/s/ Eric M. Zachs Eric M. Zachs	President and Director (Principal Executive Officer and Principal Financial Officer)	May 8, 2008
/s/ Robert H. J. Lee Robert H. J. Lee	Chairman of the Board	May 8, 2008
/s/ Nguyen Thi Quynh Anh Nguyen Thi Quynh Anh	Vice President and Director	May 8, 2008
/s/ Mai Anh Mai Anh	Director	May 8, 2008
/s/ Nguyen Tien Dzung Nguyen Tien Dzung	Director	May 8, 2008