Form 10-Q
period 2008-03-31
BBV Vietnam S.E.A. Acquisition Corp.
filed 2008-05-15
CIK 1415586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission File Number 000-53083

BBV VIETNAM S.E.A. ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Republic of the Marshall Islands	38-3763315
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

61 Hue Lane, Hai Ba Trung District
Hanoi, Vietnam

(Address of Principal Executive Offices)

+84 49764136

(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,468,750 common shares ($0.0001 par value) were outstanding as of May 14, 2008.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BBV VIETNAM S.E.A. ACQUISITION CORP.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Note 1)
ASSETS
Assets:
Cash and cash equivalents	$61,313	$29,452
Restricted cash equivalents held in a trust account (Note 1)	41,400,000	—
Deferred offering costs	—	160,028
Prepaid expenses and other assets	104,072	—
Total assets	$41,565,385	$189,480
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable to shareholder	$130,974	$175,100
Accrued expenses	65,985	7,875
Deferred underwriters’ discount (Note 1)	1,449,000	—
Total current liabilities	1,645,959	182,975
Common stock subject to possible conversion – 1,552,499 shares	11,985,292	—
Commitments and Contingencies	—	—
Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued or outstanding
Common stock, $0.0001 par value, 50,000,000 shares authorized; 6,468,750 shares (which includes 1,552,499 subject to possible conversion) and -0- shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	647	129
Additional paid-in capital	27,937,053	24,871
Retained earnings (deficit) accumulated during the development stage	(3,566)	(18,495)
Total stockholders' equity	29,934,134	6,505
Total liabilities and stockholders’ equity	$41,565,385	$189,480

See accompanying notes to the financial statements

BBV VIETNAM S.E.A. ACQUISITION CORP.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2008	Period from August 8, 2007 (Inception) to March 31, 2008
	(Unaudited)	(Unaudited)
Interest income	$88,999	$88,999
Formation and operating costs	(66,370)	(84,865)
Income before provision for income taxes	$22,629	$4,134
Provision for income taxes	(7,700)	(7,700)
Net income	$14,929	$(3,566)
Net income per common share – basic and diluted	$0.00	$0.00
Weighted average number of common shares outstanding – basic and diluted	3,996,250	2,119,548

See accompanying notes to the financial statements

BBV VIETNAM S.E.A. ACQUISITION CORP.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit) Accumulated During the Development Stage	Stockholders Equity
	Shares	Amount
Issuance of common stock	1,293,750	$129	$24,871		$25,000
Net loss for the period from August 8, 2007 (inception) to December 31, 2007				(18,495)	(18,495)
Balance at December 31, 2007 (1)	1,293,750	129	24,871	(18,495)	6,505
Sale of 5,178,750 shares of common stock, net of underwriter discount and offering expenses (including 1,552,499 shares subject to possible conversion)	5,175,000	518	39,897,474		39,897,992
Reclassification from stockholders' equity of proceeds from sale of 1,552,499 shares subject to possible conversion			(11,985,292)		(11,985,292)
Net income for the three months ended March 31, 2008				14,929	14,929
Balance at March 31, 2008 (unaudited)	6,468,750	$647	$27,937,053	$(3,566)	$27,934,134

See accompanying notes to the financial statements

BBV VIETNAM S.E.A. ACQUISITION CORP.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2008	Period from August 8, 2007 (Inception) to March 31, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$14,929	$(3,566)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Prepaid expenses	(104,072)	(104,072)
Accrued expenses	58,110	65,985
Net cash used in operating activities	(31,333)	(41,653)
Cash flows from investing activities:
Cash equivalents transferred to restricted cash trust account	(41,400,000)	(41,400,000)
Net cash used in investing activities	(41,400,000)	(41,400,000)
Cash flows from financing activities:
Net proceeds from public offering	41,462,894	41,302,866
Proceeds from note payable to stockholder	—	200,100
Repayment of note payable to stockholder		(25,000)
Proceeds from sale of shares of common stock	—	25,000
Net cash provided by financing activities	41,462,894	41,502,966
Net increase in cash	31,861	61,313
Cash, beginning of period	29,452
Cash, end of period	$61,313	$61,313
Supplemental disclosure of non-cash financing activities:
Accrual of deferred underwriting fees	$1,449,000	$1,449,000
Accrual of deferred offering costs	—	—

See accompanying notes to the financial statements

BBV VIETNAM S.E.A. ACQUISITION CORP.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Organization and Nature of Business Operations

Basis of Presentation:

The financial statements at March 31, 2008, for the three months ended March 31, 2008, and for the period from August 8, 2007 (inception) to March 31, 2008 have been prepared by the Company and are unaudited. In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, the unaudited financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2008 or for any subsequent period. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2007 included in the Company’s Special Annual Report on Form 10-K filed with the SEC on May 8, 2008. The accounting policies used in preparing these unaudited financial statements are consistent with those described in the December 31, 2007 audited financial statements.

BBV Vietnam S.E.A. Acquisition Corp. (the “Company”) was incorporated in the Republic of the Marshall Islands on August 8, 2007 for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more operating businesses (“Business Combination”). The Company is considered to be in the development stage and is subject to the risks associated with development stage companies.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on February 8, 2008. The Company consummated the Offering (including shares sold pursuant to the underwriters’ exercise of their over-allotment option) on February 13, 2008 and, immediately prior to such Offering, the Company’s underwriters, Robert H.J. Lee, Eric M. Zachs, Philip Katz, Eliezer R. Katz, and Nhin Sang purchased an aggregate of 1,873,684 warrants at $0.95 per warrant from the Company in a private placement (the “Private Placement”). The net proceeds of the Offering and the Private Placement are intended to be generally applied toward consummating a Business Combination with one or more operating business having their primary operations in Vietnam or any of the other countries of Asia. Net proceeds of $41,400,000 from the Offering and the Private Placement are held in a trust account (“Trust Account”) and will only be released to the Company upon the earlier of: (i) the consummation of a Business Combination; or (ii) the Company’s liquidation. The proceeds in the Trust Account include Offering proceeds representing a deferred underwriting discount. Upon consummation of a Business Combination, $1,449,000, which constitutes the underwriters’ deferred discount, will be paid to the underwriters from the funds held in the Trust Account. Additionally, up to an aggregate of $1,150,000 (net of income taxes payable thereon) of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements. Additional funds may also be released to the Company to fund its income tax obligations.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for shareholder approval. In the event that shareholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s shareholders prior to the Offering (the “Founders”) have agreed to vote their 1,293,750 founding shares of common stock in accordance with the vote of the majority of the shares voted by all shareholders of the Company who purchased their shares in the Offering or the aftermarket (“Public Shareholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

BBV VIETNAM S.E.A. ACQUISITION CORP.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Organization and Nature of Business Operations  – (continued)

With respect to a Business Combination which is approved and consummated, any Public Shareholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Shareholders at the consummation of the Offering. Accordingly, Public Shareholders holding 1,552,499 shares sold in the Offering may seek conversion of their shares in the event of a Business Combination. Such Public Shareholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares of common stock held by the Founders prior to the consummation of the Offering. In the event that a majority of the outstanding shares of common stock voted by the Company’s public shareholders vote for the approval of the Business Combination, a majority of the outstanding shares of common stock may approve an amendment to the Company’s amended and restated articles of incorporation allowing its perpetual existence and holders owning 30% or more of the outstanding common stock do not vote against both the Business Combination and the Extended Period (as defined below) and do not exercise their conversion rights, on a cumulative basis, the Business Combination may then be consummated.

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

In the event there is no Business Combination within the 24-month deadline (assuming the Extended Period is not approved) described above, the Company will dissolve and distribute to its Public Shareholders, in proportion to their respective shareholders, the amount held in the Trust Account, and any remaining net assets, after the distribution of the Trust Account. The Company’s corporate existence will automatically cease at the end of the 36-month period if the Company has not received shareholder approval for an initial Business Combination. In the event of liquidation, the per share value of the residual assets remaining available for distribution (including Trust Account assets) may be less than the initial public offering price per share in the Offering.

A Public Shareholder’s election to convert common shares in connection with the vote on the Extended Period will only be honored if the Extended Period is approved. Public Shareholders who vote the shares that have been converted against the Extended Period and exercise their conversion rights will not be able to vote the shares that have been converted on the initial Business Combination. All other Public Shareholders will be able to vote on the initial Business Combination.

With respect to a Business Combination which is approved and consummated or a vote on the Extended Period which is approved, any Public Shareholders who voted against the Business Combination or Extended Period may contemporaneously with or prior to such vote exercise their conversion right and their shares of

BBV VIETNAM S.E.A. ACQUISITION CORP.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Organization and Nature of Business Operations  – (continued)

common stock would be cancelled and returned to the status of authorized but unissued shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination or vote on Extended Period, divided by the number of shares of common stock held by Public Shareholders at the closing of the Offering. Accordingly, public shareholders holding less than 30% of the aggregate number of shares owned by all Public Shareholders may seek conversion of their shares in the event of a Business Combination or vote on the Extended Period. Such Public Shareholders are entitled to receive their per share interest in the Trust Account computed without regard to the founding shares and the shares underlying the warrants (but not shares acquired in the Offering or in the secondary market) held by Existing Shareholders.

Note 2 — Summary of Significant Accounting Policies

Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents principally consist of cash in a money market account.

Restricted Cash Equivalents Held in a Trust Account — Amounts held in a trust account represent substantially all of the proceeds of the Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. The funds held in a trust account are invested in a money market fund that invests in securities of the United States Government.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held. The Company does not believe the cash equivalents held in a trust account are subject to significant credit risk as the portfolio is invested in a money market fund that invests in securities of the United States government.

Income Taxes — The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or benefit is the tax payable (including any interest and penalties incurred during the period) or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. For the three months ended March 31, 2008, the Company recorded federal income tax expense of approximately $7,700.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs — Deferred offering costs consist principally of legal, printing and engraving expenses that were related to the Offering. These costs were charged to additional paid-in capital at the closing of the Offering on February 13, 2008.

Common Stock Subject to Conversion — As discussed in more detail in Note 1, the Company will only proceed with a Business Combination if (1) it is approved by a majority of the votes cast by the Company’s

BBV VIETNAM S.E.A. ACQUISITION CORP.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies  – (continued)

Public Shareholders and (2) Public Shareholders holding less than 30% (1,552,499) of the shares of common stock sold in the Offering exercise their conversion rights, which allows the Public Shareholders to receive their per share interest in the Trust Account. Accordingly, the Company has classified 1,552,499 shares of its common stock outside of permanent equity as “Common stock subject to conversion” at an initial conversion price of $7.72 on February 13, 2008. The Company recognizes changes in the conversion value as they occur and adjusts the carrying value of the common stock subject to conversion to be equal to its conversion value at the end of each reporting period. There has been no change to the conversion value between February 13, 2008 and March 31, 2008.

Fair Value of Financial Instruments — The fair values of the Company's assets and liabilities that are defined as financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 107 “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheets at March 31, 2008 and December 31, 2007.

New Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. SFAS 157 also expands the disclosures related to fair value measurements used to value assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on the Company's financial statements.

No other recently issued accounting pronouncements that became effective during the three months ended March 31, 2008 or that will become effective in a subsequent period has had or is expected to have a material impact on the Company’s financial statements.

Net Income per Common Share — Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share reflects the additional dilution for all potentially dilutive securities such as outstanding warrants and options.

Note 3 — Note Payable to Stockholder and Related Party Transactions

The Company issued an unsecured promissory note in an aggregate principal amount of $200,100 to a shareholder of the Company on September 20, 2007. The loan was made to fund a portion of the organizational and offering expenses owed by the Company to third parties. The note is non-interest bearing and is payable on the earlier of September 20, 2008 and the consummation of the Offering. Through March 31, 2008, $69,126 of the loan had been repaid. Due to the short-term nature of the note, the fair value of the note approximates its carrying amount.

Note 4 — Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No preferred shares had been issued as of March 31, 2008.

The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes with the Common Stock on a Business Combination.

Note 5 — Reserved Shares

At March 31, 2008, a total of 6,373,684 shares of common stock were reserved for issuance upon the exercise of Warrants.

BBV VIETNAM S.E.A. ACQUISITION CORP.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 6 — Commitments and Related Party Transactions

The Company presently occupies office space provided by an affiliate of one of the Founders. This affiliate has agreed that, until the company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering.

Pursuant to letter agreements by and among the Founders, the Company, and the underwriters, the Founders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

Robert H.J. Lee, Eric M. Zachs, Philip R. Katz, Eliezer R. Katz, Nhin Sang and the Company’s underwriters have purchased an aggregate of 1,873,684 warrants (“Founder Warrants”) at $0.95 per Founder Warrant (for an aggregate purchase price of $1,780,000) privately from the Company. This purchase was consummated immediately prior to the effective date of the registration statement relating to the Offering. All of the proceeds received from this purchase has been placed in the Trust Account. The Founder Warrants are identical to the warrants offered in the Offering, except that (i) the Founder Warrants are not subject to redemption so long as they are held by the original purchasers or their permitted transferees, (ii) the Founder Warrants may be exercised on a cashless basis so long as they are held by the original purchasers or their permitted transferees, while the warrants included in the units sold in the Offering cannot be exercised on a cashless basis, (iii) upon an exercise of the Founder Warrants, the holders of the Founder Warrants will receive unregistered shares of the Company’s common stock, and (iv) subject to certain limited exceptions, the Founder Warrants are not transferable until they are released from escrow, as described below, which would only be after the consummation of a Business Combination. The Founder Warrants will be differentiated from warrants sold as part of the units in the Offering through legends contained on the certificates representing the Founder Warrants indicating the restrictions and rights specifically applicable to such Founder Warrants.

Exercising warrants on a “cashless basis” means that, in lieu of paying the aggregate exercise price for the shares of common stock being purchased upon exercise of the warrant in cash, the holder forfeits a number of shares issuable upon exercise of the warrant with a market value equal to such aggregate exercise price. Accordingly, the Company would not receive additional proceeds to the extent the Founder Warrants are exercised on a cashless basis. Warrants included in the units sold in the Offering are not exercisable on a cashless basis and the exercise price with respect to those warrants will be paid directly to the Company. The Founder Warrants have been placed in an escrow account at Continental Stock Transfer & Trust Company, acting as escrow agent, and will not be released from escrow until 60 days after the consummation of the Company’s Business Combination.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” “intend,” “project,” “goal,” “potential,” “target,” and similar terms or the negative of such terms. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in “Risk Factors,” as well as by future decisions by us. Further, the terms “we” and “our” as used throughout this Quarterly Report on Form 10-Q refer to BBV Vietnam S.E.A. Acquisition Corp., unless otherwise indicated.

The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

Overview

BBV Vietnam S.E.A. Acquisition Corp., or the Company, was incorporated in the Republic of the Marshall Islands on August 8, 2007 for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. We intend to identify prospective acquisitions that are located in Asia. Our efforts to identify a prospective target business will not be limited to a particular industry or area in Asia, although we initially intend to focus our efforts on acquiring an operating business that has its primary operating facilities located in the Socialist Republic of Vietnam.

Results of Operations

Through March 31, 2008, our efforts have been limited to organizational activities and other activities relating to our initial public offering, identifying and evaluating prospective acquisition candidates, and general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the net proceeds of our private placement and initial public offering currently held in a trust account maintained by Continental Stock Transfer and Trust Company. For the three-month period ended March 31, 2008, we earned approximately $89,000 in interest income, $49,354 of which was released to the Company for payment of working capital expenses as of March 31, 2008.

For the three months ended March 31, 2008, we had net income of approximately $15,000, which was attributable to approximately $89,000 of interest income on investments held in trust, offset by formation and operating costs of $66,000 and income tax expense of $8,000.

For the period from inception (August 8, 2007) through March 31, 2008, we had a net loss of approximately $4,000, which was attributable to approximately $89,000 of interest income on invested cash, offset by formation and operating costs of $85,000 and income tax expense of approximately $8,000.

Liquidity and Capital Reserves

Our liquidity needs have been satisfied through March 31, 2008, by receipt of $25,000 in stock subscriptions from our founding shareholders, a loan of $200,100 from one of our founding shareholders, and approximately $49,000 of interest income released to us from the trust account.

We consummated our initial public offering on February 13, 2008. Gross proceeds from this offering were $41,400,000. Net proceeds from (i) the sale of our units in the offering, after deducting offering expenses of approximately $420,000 and underwriting discounts and commissions of approximately $2,898,000 and (ii) the sale of the founder warrants in a private placement that took place immediately prior to the closing of our initial public offering for an aggregate purchase price of $1,780,000, were $39,951,000. All of these net proceeds were placed in the trust account. An additional amount equal to 3.5% of the gross proceeds of our initial offering, or $1,449,000, is also being held in the trust account and will be used to pay the underwriters a deferred fee upon the consummation of our initial business combination; this amount will not be available for our use to acquire a target business. However, the underwriters have agreed that these deferred underwriting discounts and commissions will not be payable unless and until we consummate our initial business combination and (i) have waived their right to receive such payment upon the our liquidation if we are unable to complete an initial business combination and (ii) have agreed to forfeit a portion of such payment, on a pro rata basis, to pay converting shareholders. We expect that most of the amounts held in the trust account will be used as consideration to pay the sellers of a target business or businesses with which we ultimately complete a business combination. We will use substantially all of the net proceeds of the initial public offering not held in the trust account to acquire, or acquire control of, a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating, and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the amounts held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.

Up to an aggregate of $1,150,000 of interest earned (net of taxes) on the trust account balance may be released to us to fund working capital requirements and additional funds may be released to fund our income tax obligations. We believe that these amounts will be sufficient to allow us to operate for at least the next 36 months, assuming that a business combination is not consummated during that time. Over this time period, we anticipate making the following expenditures:

•	approximately $300,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiation of a business combination;
•	approximately $50,000 of expenses for the due diligence and investigation of a target business;
•	approximately $120,000 of expenses in legal and accounting fees relating to our Securities and Exchange Commission reporting obligations;
•	approximately $180,000 of expenses in fees relating to our office space and certain general and administrative services; and
•	approximately $600,000 for general working capital that will be used for miscellaneous expenses and reserves, including director and officer liability and other insurance premiums, finders’ fees, consulting fees or other similar compensation, potential deposits, down payments or funding of a “no-shop” provision with respect to a particular business combination.

We have been obligated, since February 13, 2008, to pay a monthly fee of $7,500 to Bantry Bay Ventures – Asia, LLC, an affiliate of some of our founding shareholders, for office space and certain administrative, technology and secretarial services provided by that company. We expect to pay this monthly fee until the time that we effect a business combination.

The initial target business or businesses with which we combine must have a collective fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriters' discounts of $1,449,000). We believe that the net proceeds held in trust will be sufficient to allow us to consummate a business combination. However, because we have not yet identified with any degree of certainty any particular target business, we cannot ascertain the capital requirements for any particular transaction.

It is possible that we may not use all of the proceeds held in the trust account in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the trust account, as well as any other net proceeds not expended, will be used to finance the operations of the target business or businesses.

However, if the net proceeds held in trust prove to be insufficient, either because of the size of the target business, the depletion of the available net proceeds expended in search of a target business, or our obligation to convert into cash up to 29.99% of the shares held by the public stockholders as described in Note 1 of our financial statements, we may be required to seek additional financing through the issuance of additional shares of our common or preferred stock, or obtain acquisition financing from a commercial or other lender, to complete a business combination.

The issuance of additional capital stock, including upon conversion of any convertible debt securities we may issue, or incurrence of debt could have material consequences on our business and financial condition, as it:

•	may significantly reduce the equity interest of our stockholders;
•	will likely cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of one or more of our present officers and directors; and
•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach the covenants contained in any debt securities, such as covenants that require the satisfaction or maintenance of certain financial ratios or reserves, without a waiver or renegotiation of such covenants;
•	an obligation to immediately repay all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand; and
•	our inability to obtain additional financing, if necessary, to the extent any debt securities contain covenants restricting our ability to obtain additional financing while such security is outstanding, or to the extent our existing leverage discourages other potential investors.

Further, as of the date of this quarterly report and for the past several months, the financial markets generally, and the credit markets in particular, are and have been experiencing substantial turbulence and turmoil, and extreme volatility, both in the United States and, increasingly, in other markets worldwide. Although we believe that the U.S. Federal Reserve Bank, as well as the central banks throughout Europe and Asia, have taken extraordinary measures to seek to avert what has been commonly referred to in the business press as a “liquidity crisis,” we cannot assure you that any of their actions or any other actions or events will have a positive impact and cause the present situation to dissipate. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. If we require or are relying upon additional financing to complete a business combination, we cannot assure you that such financing will be available upon commercially acceptable terms or at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek to effect a business combination with an alternative target business. If we fail to complete a specific business combination after expending substantial management time and attention and substantial costs for accountants, attorneys, and others, such costs likely would not be recoverable, which could materially adversely affect subsequent attempts to locate and combine with another target business within the required time frame. In addition, even if we do not need additional financing to consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure such financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with, or following, a business combination.

If we are unable to complete a business combination on or prior to the business combination period (24 months from the effective date of our initial public offering, or 36 months if extended), we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount may be less than the initial per unit public offering price because of the underwriting commissions and expenses related to our public offering and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Marshall Islands law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not paid by us. Furthermore, our warrants will expire worthless if we liquidate before we complete a business combination.

For more detailed descriptions of the proceeds generated in our private place and initial public offering and a discussion of the use of such proceeds, we refer you to Notes 1 and 3 of our financial statements included in Item 1 of Part I of this quarterly report, and the discussion under Item 2 of Part II of this quarterly report.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Our actual results could materially differ from those estimates. We refer you to Note 2 of our financial statements included in Item 1 of Part I of this Quarterly Report for a summary of our significant accounting policies.

Off-Balance Sheet Arrangements

Warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standards (FAS) 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. We do not otherwise have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as special purpose entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable as we are a smaller reporting company.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as such term is defined in Rules 13a-15 and 15d-15 of the Exchange Act.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the registration statement on Form S-1 (File No. 333-146229) filed in connection with our initial public offering, which the Securities and Exchange Commission declared effective on February 8, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We sold to the underwriters of our initial public offering and certain of our directors, officers and founding shareholders an aggregate of 1,873,684 founder warrants at a purchase price of $0.95 per warrant for an aggregate purchase price of $1,780,000. This purchase took place on a private placement immediately prior to the consummation of our initial public offering. This issuance was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. No underwriting discounts or commissions were paid with respect to such sale. The net proceeds of this private placement were deposited in the trust account maintained by Continental Stock Transfer & Trust Company.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of the Security Holders.

None.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended
32.1‡	Certification of the Prinicipal Executive Officer pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Certification of the Principal Financial Officer pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the dates indicated below.

BBV VIETNAM S.E.A. ACQUISITION CORP.

By:	/s/ Eric M. Zachs Eric M. Zachs President (Principal Executive Officer and Principal Financial and Accounting Officer)

Date: May 15, 2008

EXHIBIT INDEX

Exhibit Number
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to Rule 906 of the Sarbanes-Oxley Act of 2002